Form 10QSB
period 2002-04-30
BAXTER CAPITAL CO
filed 2002-06-14
CIK 1099216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2002 .

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-30496

BAXTER CAPITAL COMPANY
(Exact name of registrant as specified in its charter)

Florida	65-0956104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22154 Martella Avenue
Boca Raton, Florida  33433
(Address of principal executive offices) (Zip Code)

(561) 451-9674
(Registrant''s telephone number, including area code)

Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No	X

State the number of shares outstanding of each of the issuer''s classes of common equity, as of the latest practical date: As of June 13, 2002 the Company had 1,000,000 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2002 are not necessarily indicative of results that may be expected for the year ending October 31, 2002. The financial statements are presented on the accrual basis.

BAXTER CAPITAL COMPANY
FINANCIAL STATEMENTS
AS OF APRIL 30, 2002

                            BAXTER CAPITAL COMPANY

                                    CONTENTS
                                    --------

PAGE                 2         BALANCE SHEETS AS OF APRIL 30, 2002 (UNAUDITED) AND OCTOBER 31, 2001

PAGE                 3         STATEMENTS OF OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002
                               AND 2001 (UNAUDITED)

PAGE                 4         STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2002 (UNAUDITED)

PAGES              5 - 6       NOTES TO FINANCIAL STATEMENTS AS OF APRIL 30, 2002

                               BAXTER CAPITAL CO.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      April 30, 2002         October 31, 2001
                                                                    -------------------     --------------------
CURRENT ASSETS

  Cash                                                           $                150    $                 150
                                                                    -------------------     --------------------

TOTAL ASSETS                                                     $                150    $                 150
                                                                    ===================     ====================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

   Due to related party                                          $              1,667    $               1,667
                                                                    -------------------     --------------------

TOTAL LIABILITIES                                                               1,667                    1,667
                                                                    -------------------     --------------------

SHAREHOLDERS' DEFICIT

  Common stock, $.001 par value, 1,000,000 shares authorized,
    1,000,000 issued and outstanding                                            1,000                    1,000
  Deficit                                                                      (2,517)                  (2,517)
                                                                    -------------------     --------------------
     Total Shareholders' Deficit                                               (1,517)                  (1,517)
                                                                    -------------------     --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $                150    $                 150
                                                                    ===================     ====================

                 See accompanying notes to financial statements.

                                        2

                               BAXTER CAPITAL CO.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                            For The Three      For The Three    For The Six      For The Six
                                             Months Ended       Months Ended     Months Ended     Months Ended
                                             April 30, 2002     April 30, 2001   April 30, 2002   April 30, 2001
                                              (Unaudited)        (Unaudited)

REVENUES                                       $          --     $        --     $         --     $       --
                                               -------------     -----------     ------------     ----------

EXPENSES                                                  --              --               --             --

NET (LOSS)                                     $          --     $        --     $         --     $       --
                                               =============     ===========     ============     ==========

NET (LOSS) PER SHARE - BASIC AND DILUTED       $          --     $        --     $         --     $       --
                                               =============     ===========     ============     ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 DURING THE PERIOD - BASIC AND DILUTED             1,000,000       1,000,000        1,000,000      1,000,000
                                               =============     ===========     ============     ==========

                 See accompanying notes to financial statements.

                                        3

                               BAXTER CAPITAL CO.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                     FOR THE SIX MONTHS ENDED APRIL 30, 2002

                                   (UNAUDITED)

                                                                   Common Stock

                                                           Shares                Amount                Deficit
                                                       ----------------       --------------       -----------------

Balance, October 31, 2001 (Audited)                 $       1,000,000      $         1,000      $           (2,517)

Operations for the six months ended April 30, 2002               -                    -                       -
                                                       ----------------       --------------       -----------------

BALANCE, APRIL 30, 2002 (UNAUDITED)                 $       1,000,000      $         1,000      $           (2,517)
                                                       ================       ==============       =================

                 See accompanying notes to financial statements.

                                        4

                               BAXTER CAPITAL CO.

                            STATEMENTS OF CASH FLOWS

                                                           For The Six Months         For The Six Months
                                                                                        Ended April 30,
                                                          Ended April 30, 2002               2001
                                                          ----------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                           $                  -        $                -
                                                          ----------------------      --------------------
      Net Cash Used In Operating Activities                               -                         -
                                                          ----------------------      --------------------

NET INCREASE IN CASH                                   $                  -        $                -
                                                          ======================      ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                          $                  -        $                -
                                                          ======================      ====================

Taxes paid                                             $                  -        $                -
                                                          ======================      ====================

                 See accompanying notes to financial statements.

                                        5

BAXTER CAPITAL COMPANY

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2002

(UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Organization and Business Operations

Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and regulations of the Securities and Exchange Commission. However, in the opinion of Baxter Capital Co. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10KSB for the year ended October 31, 2001 for additional information relevant to significant policies followed by the Company.

     (B) Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2002 and the results of operations for the six-month periods ended April 30, 2002. The results of operations for the six months ended April 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

6

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

Results of Operation

The Company did not have any operating income from June 26, 1998 (inception) through April 30, 2002.

Liquidity and Capital Resources

At April 30, 2002 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.      Not Applicable

Item 2. Changes in Securities.      None

Item 3. Defaults Upon Senior Securities.      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.      None

Item 5. Other Information.      None

Item 6. Exhibits and Reports of Form 8-K.      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2002.

BAXTER CAPITAL COMPANY

By: /s/ Peter Goldstein
Peter Goldstein, President