Form 10QSB
period 2002-07-31
BAXTER CAPITAL CO
filed 2002-09-18
CIK 1099216

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-30496

BAXTER CAPITAL COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0956104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22154 Martella Avenue, Boca Raton, Florida   33433
(Address of Principal Executive Offices)

(561) 451-9674
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2002: 1,000,000 shares of common stock outstanding, $0.001 par value.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2002 are not necessarily indicative of results that may be expected for the year ending October 31, 2002. The financial statements are presented on the accrual basis.

BAXTER CAPITAL COMPANY

( A DEVELOPMENT STAGE COMPANY)

                                                  BAXTER CAPITAL COMPANY
                                                       BALANCE SHEET
                                            July 31, 2002 and October 31, 2001

                                             ASSETS

Current assets                                                       2002                         2001
                                                                     ----                         ----
                                                                  Unaudited                      Audited

          Cash                                                $               0           $                150
                                                               -----------------           --------------------

                                                              $               0           $                150
                                                               =================           ====================

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

          Due to related party                                $           1,667           $              1,667
                                                               -----------------           --------------------

Shareholders' deficit

          Common stock - $.001 par value; 1,000,0000 shares
          authorized; 1,000,000 shares issued and outstanding $           1,000           $              1,000

          Deficit                                             $         (2,667)           $            (2,517)
                                                               -----------------           --------------------

          Total shareholders' deficit                         $               0           $                150
                                                               =================           ====================

                      The accompanying are integral part of
                           these financial statements.

                                     Page 1

                                                     BAXTER CAPITAL COMPANY
                                                     STATEMENT OF OPERATIONS
                                            Nine Months Ended July 30, 2002 and 2001

                                                                Nine Months
                                                                   Ended                   Nine Months Ended
                                                               July 31, 2002                 July 31, 2001
                                                             ------------------           ---------------------
                                                                (Unaudited)                   (Unaudited)

Revenues                                                    $                0           $                   0

Expenses                                                    $              150           $                   0
                                                             ------------------           ---------------------

Net (loss)                                                  $            (150)           $                   0
                                                             ==================           =====================

Net (loss) per share - basic and diluted                    $           0.0000           $              0.0000

Weighted number of shares outstanding during the period
 diluted and undiluted                                               1,000,000                       1,000,000
                                                               ==================           =====================

                      The accompanying are integral part of
                           these financial statements.

                                     Page 2

                                          BAXTER CAPITAL COMPANY
                                    STATEMENT OF SHAREHOLDERS' DEFICIT
                                     Nine months ended July 31, 2002

                                                                                Common Stock
                                                                       Shares      Amount     Deficit
                                                                     ------------------------------------

Balance October 31, 2001                                               1,000,000      $1,000      -2,517

          Operations for the period ended July 31, 2002                                             -150
                                                                     ------------------------------------

Balance July 31, 2002 (Unaudited)                                      1,000,000      $1,000      -2,667
                                                                     ====================================

                      The accompanying are integral part of
                           these financial statements.

                                     Page 3

                                                   BAXTER CAPITAL COMPANY
                                                   STATEMENT OF CASH FLOWS

                                               Nine Months Ended July 31, 2002
                                             For The Year Ended October 31, 2001

                                                                   Nine Months Ended
                                                                     July 31, 2002                   October 31, 2001
                                                            ---------------------------------  -----------------------------
                                                                      (Unaudited)                       (Audited)

Cash flows from operating activities

Net (loss)                                                 $                           (150)  $                           0
                                                            ---------------------------------  -----------------------------

                             Net (cash) used by
                             operations                    $                           (150)  $                           0
                                                            ---------------------------------  -----------------------------

                             Net increase (decrease) in
                             cash                          $                           (150)  $                           0
                                                            =================================  =============================

Supplemental disclosures of cash flow information:

Interest paid                                              $                               0  $                           0
                                                            =================================  =============================

Taxes paid                                                 $                               0  $                           0
                                                            =================================  =============================

                      The accompanying are integral part of
                           these financial statements.

                                     Page 4

BAXTER CAPITAL COMPANY

NOTES TO FINANCIAL STATEMENTS
July 31, 2002
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

Note 2.      Basis of Presentation

        In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of July 31, 2002 and the results of operations for the nine month periods ended July 31, 2002. The results of operations for the nine months ended July 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

Results of Operation

The Company did not have any operating income from June 10, 1998 (inception) through July 31, 2002.

Liquidity and Capital Resources

At July 31, 2002 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable
Item 2.	Changes in Securities.	None
Item 3.	Defaults Upon Senior Securities.	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders.	None
Item 5.	Other Information.	None
Item 6.	Exhibits and Reports of Form 8-K.	None

Item 3.     Controls and Procedures

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I Peter Goldstein certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of BAXTER CAPITAL COMPANY, INC..

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     September 18,  2002

/s/ Peter Goldstein Chief Executive Officer, Chief Financial Officer President and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on September 18, 2002.

BAXTER CAPITAL COMPANY, INC.

By: Peter Goldstein Peter Goldstein President