Form 10KSB
period 2002-10-31
BAXTER CAPITAL CO
filed 2002-12-20
CIK 1099216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHNAGE ACT OF 1934

For the fiscal year ended October 31, 2002 .

Commission File Number

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended October 31, 2002       $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 18, 2002, was:      $-0-

Number of shares of the registrant's common stock outstanding as of December 18, 2002 is: 1,000,000

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

Elsie Sanchez was the incorporator of our company and served as Baxter Capital’s sole director and officer until August 13, 1999. In August, 1999 an investor group led by Peter Goldstein and Kenneth Greenberg (collectively, the “GreenGold Group”) acquired control of Baxter Capital Company. The GreenGold Group acquired control of Baxter Capital for the purpose of listing Baxter Capital’s common stock on the OTC electronic bulletin board of the Nasdaq Stock Market, Inc. to facilitate a public market for the company’s common stock.

Effective October 24, 2001, Kenneth Greenberg resigned as Chairman and president and director of the Company. Peter Goldstein continues as the sole director of the Company and was elected effective October 24, 2001 as President of the Company. Concurrently, the Board of Directors and shareholders of the Company approved certain amendments to the Company’s articles of incorporation, including an increase in the authorized shares of common stock, par value $.001, to 10,000,000 shares. In addition, Messrs. Greenberg and Goldstein entered into agreements providing for, among other things, the assignment of shares owned by Mr. Greenberg and his wife to Goldco Properties Limited Partnership, a limited partnership controlled by Mr. Goldstein. Following the consummation of the transaction, Mr. Goldstein beneficially owned 928,200 shares of common stock of the Company, representing 92.82 % of the total outstanding shares. On October 17, 2002, the company filed an Amended and Restated Articles of Incorporation increasing the authorized common stock to 100,000,000, $.001 par value and authorizing 1,000,000 shares of preferred stock, $.001 par value.

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

Baxter Capital and companies of its type are commonly referred to as “public shell corporations” and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as “shell reorganizations.” Our management believes that certain privately-held companies are interested in “going public” through a shell reorganization for a variety of reasons. In the opinion of management, the most common motivation is the belief that the private company’s reconstitution as a publicly- traded corporation will aid the operating company in obtaining equity capital and in making acquisitions of other privately-held companies using stock on the theory that investors are more interested in purchasing equity securities where a public market for such securities exists.

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

We will undertake an examination and review of privately-held operating companies to identify a suitable candidate for a business to acquire. Once we identify a suitable candidate our management will, where necessary and appropriate, prepare a business plan for the operating company using their general experience and business acumen, or hire consultants to prepare analyses of the operating company’s capital, production, marketing, labor and other related requirements.

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

We believe that the most likely structure for a transaction with an operating company is a stock-for-stock exchange having the following features:

*	qualification as a tax free reorganization issuance of shares of common stock by Baxter Capital to the shareholders of the operating company equal to approximately 90% to 95% of our issued and outstanding shares in exchange for the shares of the operating company, diluting existing shareholders to ownership equal to approximately 10% to 5%
*	appointment of a new slate of officers and directors of Baxter Capital who are appointees of the operating company

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

We are subject to the periodic reporting requirements of Section 12(g) of the Exchange Act. These requirements oblige us to file with the Securities and Exchange Commission specified financial and other information regarding any company that is a party to a shell reorganization with us, including audited financial statements for any acquired companies. The financial statement requirements imposed by the Exchange Act will necessarily limit our pool of candidates with which we may engage in a shell reorganization to those entities with audited financial statements meeting the Commission’s requirements.

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

Item 4.      Submission of Matters to a Vote of Security Holders

On October 16, 2002, the holder of the majority of the outstanding shares of the Company approved certain amendments to the Company’s articles of incorporation, including an increase in the authorized shares of common stock, par value $.001, to 100,000,000 shares and authorizing 1,000,000 shares of preferred stock, $.001 par value. No shareholder meeting was held.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

On December 18, 2002, there were 48 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

(A DEVELOPMENT STAGE COMPANY)

ROBERT JARKOW
CERTIFIED PUBLIC ACCOUNTANT

3111 North Andrews Avenue
Fort Lauderdale, Florida    33309

(954) 630-9070

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Baxter Capital Company

         I have audited the accompanying balance sheet of Baxter Capital Company at October 31, 2002 and 2001 and the related statement of operations, shareholders' deficit, and cash flows for the year ended October 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Capital Company as of October 31, 2002 and 2001 and its cash flows for the years ended October 31, 2002 and 2001, in conformity with principles generally accepted in the United States of America.

November 14, 2002

                             BAXTER CAPITAL COMPANY

                                 BALANCE SHEETS

                            October 31, 2002 and 2001

                                     ASSETS

Current Assets                                                                   2002                    2001
                                                                            ----------------        ----------------

       Cash                                                             $               150     $               150

                                                                        --------------------    --------------------
                                                                        $               150     $               150
                                                                        ====================    ====================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liability

       Due to related party                                             $              1667     $              1667
                                                                        --------------------    --------------------

Shareholders' Deficit

       Common stock-$.001 par value; 100,000,000 Shares authorized;
            1,000,000 shares issued and outstanding                                   1,000                   1,000

       Deficit                                                                       -2,517                  -2,517
                                                                        --------------------    --------------------
                    Total shareholders' deficit                                      -1,517                  -1,517

                                                                        --------------------    --------------------
                                                                        $               150     $               150
                                                                        ====================    ====================

    The accompanying note are an integral part of these financial statements.

                                       -2-

                             BAXTER CAPITAL COMPANY

                            STATEMENTS OF OPERATIONS

                  For the Years Ended October 31, 2002 and 2001

                                                                                2002                        2001
                                                                    ------------------------    -------------------------

Revenues                                                            $               -0-         $               -0-

Expenses                                                                            -0-                         -0-

                                                                    ------------------------    -------------------------
Net (loss)                                                          $               -0-         $               -0-
                                                                    ========================    =========================

Net (loss) per share-basic and diluted                              $               -0-         $               -0-
                                                                    ========================    =========================

Weighted average number of shares outstanding during the period-
       diluted and undiluted                                                      1,000,000                    1,000,000
                                                                    ========================    =========================

    The accompanying note are an integral part of these financial statements.

                                       -3-

                             BAXTER CAPITAL COMPANY

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                           Year Ended October 31, 2002

                                                              Common Stock
                                                        --------------------------------------
                                                             Shares              Amount                 Deficit
                                                        ------------------  ------------------   ----------------------

Balance October 31, 2001                                        1,000,000              $1,000                  -$2,517

       Operations for the year ended October 31, 2002                                                               -0-

                                                        ------------------  ------------------   ----------------------
Balance October 31, 2002                                        1,000,000              $1,000                  -$2,517
                                                        ==================  ==================   ======================

    The accompanying note are an integral part of these financial statements.

                                       -4-

                             BAXTER CAPITAL COMPANY

                             STATEMENT OF CASH FLOWS

                  For the Years Ended October 31, 2002 and 2001

                                                                 2002                      2001
                                                       ---------------------    -----------------------

Cash flows from operating activities

       Net (loss)                                      $                  -0-   $                 -0-
                                                       ---------------------    -----------------------

                        Net cash (used) by operations                     -0-                     -0-
                                                       ---------------------    -----------------------

            Net increase in cash                                          -0-                     -0-

            Cash-beginning                                              150                        150

                                                       ---------------------    -----------------------
            Cash-ending                                $                150     $                  150
                                                       =====================    =======================

    The accompanying note are an integral part of these financial statements.

                                       -5-

BAXTER CAPITAL COMPANY

NOTES TO FINANCIAL STATEMENTS
October 31, 2002

Note 1.   Nature of Business

         The Company was incorporated in Florida on June 11 , 1998 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Note 4.   Income taxes

         At October 31, 2002 and 2001, the Company had net operating loss of approximately $2,500 expiring through 2014. The deferred tax benefit of the net operating loss of approximately $375 has been fully reserved for due to the uncertainty of its recognition.

         At October 31, 2002 and 2001, there are no other items that give rise to deferred income taxes.

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company, as of December 18, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

We filed a Form 3 for Goldco Properties Limited Partnership on April 29, 2002. Such Form 3 was filed late. A Form 5 will not be filed for our year ended October 31, 2002 since all reportable transactions for such fiscal year were reported on Form 3's filed with the Commission or will be filed on Form 3's in the near future with the Commission.

Item 10.      Executive Compensation

The Company’s officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of December 18, 2002 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

Name	Number of Total Shares	% of Shareholdings

Peter Goldstein 22154 Martella Avenue Boca Raton, Florida 33433	928,200	92.82%

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

EXHIBIT INDEX

3.1	Certificate of Incorporation, (1)
3.2	Bylaws, as amended (1)

(1)    Incorporated by reference to the Company's Form 10-SB (SEC File No. ).

Item 14.    Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer evaluated the company’s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the company were adequate to ensure that information required to be disclosed by the company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the company’s principal executive officer and principal financial officer believe the company’s existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure obligations, the company intends to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

The company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BAXTER CAPITAL COMPANY

By:	/s/ Peter Goldstein PETER GOLDSTEIN President and Director

Dated:     December 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter Goldstein PETER GOLDSTEIN	President and Director	Dated: December 18, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I Peter Goldstein certify that:

1.	I have reviewed this annual report on Form 10-KSB of BAXTER CAPITAL COMPANY, INC..

2.	Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this yearly report (the “Evaluation Date”); and

c)	presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     December 18,  2002

/s/ Peter Goldstein Peter Goldstein Chief Executive Officer, Chief Financial Officer President and Director