Form 10QSB
period 2003-01-31
BAXTER CAPITAL CO
filed 2003-04-08
CIK 1099216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2003

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

                38 Chelsea Square, London, United Kingdom SW3 6LH
                    (Address of Principal Executive Offices)

                              (011) 44 207 351 9880
                           (Issuer's telephone number)

                    22154 Martella Avenue, Boca Raton, Florida 33433 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2003: 1,000,000 shares of common stock outstanding, $0.001 par value.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2003 are not necessarily indicative of results that may be expected for the year ending October 31, 2003. The financial statements are presented on the accrual basis.

                             BAXTER CAPITAL COMPANY

                         (A DEVELOPMENT STAGE COMPANY)

                                Table of Contents








Balance Sheet                 ...................   1

Statement of Operations       ...................   2

Statement of Shareholders'
Equity                        ...................   3

Statement of Cash Flows       ...................   4

Notes to Financial Statements ...................   5


-------------------------------------------------------------------------------



                             BAXTER CAPITAL COMPANY
                                  BALANCE SHEET
                       January 31, 2003 and October 31, 2002

                                     ASSETS




Current assets                                                       2002                         2001
                                                                     ----                         ----
                                                                  Unaudited                      Audited
          Cash                                                $             150           $                150
                                                               -----------------           --------------------

          Total Assets                                        $             150           $                150
                                                               =================           ====================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

          Due to related party                                $           1,667           $              1,667
                                                               -----------------           --------------------



Shareholders' deficit

          Common stock - $.001 par value; 1,000,0000 shares
          authorized; 1,000,000 shares issued and outstanding $           1,000           $              1,000

          Deficit                                             $         (2,517)           $            (2,517)
                                                               -----------------           --------------------

          Total shareholders' deficit                         $          (1,517)                $      (1,517)
                                                               -----------------           --------------------

           Total Liabilities and Shareholders' Deficit         $             150                          150
                                                               =================           ====================




























        The accompanying are integral part of these financial statements.


                             BAXTER CAPITAL COMPANY
                             STATEMENT OF OPERATIONS
                    Three Months Ended January 31, 2003 and 2002


                                  Three Months
                                                                   Ended                   Three Months Ended
                                                               January 31, 2003             January 31, 2002
                                                             ------------------           ---------------------
                                                                (Unaudited)                     (Unaudited)
Revenues                                                    $                0           $                   0

Expenses                                                    $                0           $                   0
                                                             ------------------           ---------------------

Net (loss)                                                  $                0           $                   0
                                                             ==================           =====================

Net (loss) per share - basic and diluted                    $           0.0000           $              0.0000

Weighted number of shares outstanding during the period
 diluted and undiluted                                               1,000,000                       1,000,000
                                                             ==================           =====================























        The accompanying are integral part of these financial statements.

                             BAXTER CAPITAL COMPANY
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                         Three months ended January 31, 2003


                                                                                Common Stock
                                                                       Shares      Amount     Deficit
                                                                     ------------------------------------
Balance October 31, 2002 (Audited)                                    1,000,000      $1,000      (2,517)

Operations for the for the three months ended January 31, 2003                                      -0-
                                                                     ------------------------------------

Balance January 31, 2003 (Unaudited)                                  1,000,000      $1,000      (2,517)
                                                                     ====================================





























        The accompanying are integral part of these financial statements.


                             BAXTER CAPITAL COMPANY
                             STATEMENT OF CASH FLOWS

                       Three Months Ended January 31, 2003
                       For The Year Ended October 31, 2002

                                                           Three Months Ended
                                                            January 31, 2003                   October 31, 2002
                                                   ---------------------------------  -----------------------------
                                                            (Unaudited)                             (Audited)

Cash flows from operating activities
Net (loss)                                        $                              0    $                          0
                                                   ---------------------------------  -----------------------------

           Net (cash) used by
           operations                             $                              0    $                           0
                                                   ---------------------------------  -----------------------------

           Net increase (decrease) in
           cash                                   $                              0    $                           0
                                                   =================================  =============================


Supplemental disclosures of cash flow information:

Interest paid                                     $                               0  $                           0
                                                   =================================  =============================

Taxes paid                                        $                               0  $                           0
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

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operation

On March 12, 2003, we entered into a Stock Purchase Agreement and Share Exchange with Crossatlantic Properties Ltd. where we acquired all the shares of Crossatlantic from the Crossatlantic shareholders in consideration for the issuance of 9,500,000 shares of our stock given to the Crossatlantic shareholders. Crossatlantic became our wholly owned subsidiary. Crossatlantic intends to invest in commercial property in the United Kingdom. It intends to do this by acquiring public listed companies where the main asset is properties and by direct purchase of individual properties and property portfolios.

Results of Operation

We did not have any operating income from June 10, 1998 (inception) through January 31, 2003.

Liquidity and Capital Resources

At January 31, 2003, we had had no capital resources other than an insignificant amount of cash.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.



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

Item 3.     Defaults Upon Senior Securities.                   Not Applicable

Item 4.     Submission of Matters to a Vote of Security
            Holders.                                           None

Item 5.     Other Information.                                 None

Item 6.     Exhibits and Reports of Form 8-K.                  None







                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on April 7, 2003.

                           BAXTER CAPITAL COMPANY, INC.


                           By: Carl Johan Algot Robb
                           -----------------------------
                             Carl Johan Algot Robb
                             Chief Executive Officer, Chief Financial Officer, Secretary and Director
-------------------------------------------------------------------------------

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Carl Johan Algot Robb certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BAXTER CAPITAL COMPANY, INC.

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


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and c procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     (a) all significant deficiencies in the design or operation of internal controls which could adversely a affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and


     (b) any fraud, whether or not material, that involves management or other employees who have a significant by role in the registrant's internal controls.

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 7, 2003

/s/ Carl Johan Algot Robb
-----------------------------------------------
Chief Executive Officer, Chief Financial Officer,
Secretary and Director